Form 10-Q
period 2022-06-30
FTAC Hera Acquisition Corp.
filed 2022-08-12
CIK 1842912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 87,067,760 Class A ordinary shares, $0.0001 par value, and 21,766,940 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FTAC HERA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the Period from January 18, 2021 (Inception) Through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021 and for the Period from January 18, 2021 (Inception) Through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from January 18, 2021 (Inception) Through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

Part II. Other Information

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

Part III. Signatures		23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC HERA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$258,630	$965,671
Prepaid expenses	285,279	384,884
Total Current Assets	543,909	1,350,555

Investment held in Trust Account	852,704,600	851,547,099
TOTAL ASSETS	$853,248,509	$852,897,654

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$175,678	$268,994
Warrant liabilities	5,221,889	20,665,533
Deferred underwriting fee payable	30,831,268	30,831,268
Total liabilities	36,228,835	51,765,795

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 85,147,760 shares at $10.01 per share and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	852,704,600	851,477,600

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,920,000 shares issued and outstanding (excluding 85,147,760 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	192	192
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 21,766,940 shares issued and outstanding at June 30, 2022 and December 31, 2021	2,177	2,177
Additional paid-in capital	—	—
Accumulated deficit	(35,687,295)	(50,348,110)
Total Shareholders’ deficit	(35,684,926)	(50,345,741)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$853,248,509	$852,897,654

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC HERA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 18, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
General and administrative expenses	$317,193	$241,767	$713,330	$440,408
Loss from operations	(317,193)	(241,767)	(713,330)	(440,408)

Other income (expense):
Interest earned on investment held in Trust Account	1,081,590	21,231	1,157,501	26,569
Change in fair value of warrant liabilities	4,460,046	653,008	15,443,644	1,088,347
Transaction costs allocable to warrants	—	—	—	(1,625,720)
Total other income (expense), net	5,541,636	674,239	16,601,145	(510,804)

Net income (loss)	$5,224,443	$432,472	$15,887,815	$(951,212)

Weighted average shares outstanding of Class A ordinary shares	87,067,760	87,067,760	87,067,760	60,894,016

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$—	$0.15	$(0.01)

Weighted average shares outstanding of Class B ordinary shares	21,766,940	21,766,940	21,766,940	21,402,712

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$—	$0.15	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC HERA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	1,920,000	$192	21,766,940	$2,177	$—	$(50,348,110)	$(50,345,741)

Net income	—	—	—	—	—	10,663,372	10,663,372

Balance – March 31, 2022	1,920,000	$192	21,766,940	$2,177	$—	$(39,684,738)	$(39,682,369)

Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,227,000)	(1,227,000)

Net income	—	—	—	—	—	5,224,443	5,224,443

Balance – June 30, 2022	1,920,000	$192	21,766,940	$2,177	$—	$(35,687,295)	$(35,684,926)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM JANUARY 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 18, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	23,480,000	2,348	22,652	—	25,000

Sale of 1,920,000 Private Placement Units, net of warrant liabilities	1,920,000	192	—	—	18,542,208	—	18,542,400

Forfeiture of Founder Shares	—	—	(1,713,060)	(171)	171	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(18,565,031)	(56,453,859)	(75,018,890)

Net loss	—	—	—	—	—	(1,383,684)	(1,383,684)

Balance – March 31, 2021	1,920,000	$192	21,766,940	$2,177	$—	$(57,837,543)	$(57,835,174)

Net income	—	—	—	—	—	432,472	432,472

Balance – June 30, 2021	1,920,000	$192	21,766,940	$2,177	$—	$(57,405,071)	$(57,402,702)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC HERA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the period from January 18, 2021 (inception) through
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,887,815	$(951,212)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Transaction costs allocable to warrants	—	1,625,720
Change in fair value of warrant liabilities	(15,443,644)	(1,088,347)
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Operating costs paid through promissory note – related party	—	150
Interest earned on investment held in Trust Account	(1,157,501)	(26,569)
Changes in operating assets and liabilities:
Prepaid expenses	99,605	(602,258)
Accrued expenses	(93,316)	7,486
Net cash flows used in operating activities	(707,041)	(1,030,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(851,477,600)
Net cash flows used in investing activities	—	(851,477,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	835,477,600
Proceeds from sale of Private Placement Units	—	19,200,000
Proceeds from promissory note – related party	—	100
Repayment of promissory note – related party	—	(244,123)
Payment of offering costs	—	(386,361)
Net cash flows provided by financing activities	—	854,047,216

Net Change in Cash	(707,041)	1,539,586
Cash – Beginning of period	965,671	—
Cash – End of period	$258,630	$1,539,586

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000
Offering costs paid through promissory note	$—	$243,873
Deferred underwriting fee payable	$—	$30,831,268
Forfeiture of Founder Shares	$—	$(171)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity from inception through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below).

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

JUNE 30, 2022

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, FTAC Hera Sponsor, LLC and FTAC Hera Advisors, LLC (collectively, the “Sponsor”) and the Company’s officers and directors (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 5), the Class A ordinary shares included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

JUNE 30, 2022

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

In order to protect the amounts held in the Trust Account, FTAC Hera Sponsor, LLC has agreed to be liable to the Company if and to the extent any claims by a third party (other than its registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, FTAC Hera Sponsor, LLC will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that FTAC Hera Sponsor, LLC will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than its registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 8, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on March 8, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023.

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for both the Public and Placement Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 85,147,760 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$851,477,600
Less:
Proceeds allocated to Public Warrants	(29,163,108)
Class A ordinary shares issuance costs	(45,855,782)
Plus:
Accretion of carrying value to redemption value	75,018,890
Class A ordinary shares subject to possible redemption, December 31, 2021	$851,477,600
Plus:
Accretion of carrying value to redemption value	1,227,000
Class A ordinary shares subject to possible redemption, June 30, 2022	$852,704,600

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,766,940 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except share amounts):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Period from January 18, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$4,179,554	$1,044,889	$345,978	$86,494	$12,710,252	$3,177,563	$(703,833)	$(247,379)
Denominator:
Basic and diluted weighted average shares outstanding	87,067,760	21,766,940	87,067,760	21,766,940	87,067,760	21,766,940	60,894,016	21,402,712
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.00	$0.00	$0.15	$0.15	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Administrative Services Agreement

The Company has agreed, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and shared personnel support services. On June 9, 2021, the administrative services agreement was amended and restated to increase the monthly charge from $25,000 to $40,000. For the three and six months ended June 30, 2022, the Company incurred and paid $120,000 and $240,000, respectively, in fees for these services. For the three months ended June 30, 2021 and for the period from January 18, 2021 (inception) through June 30, 2021, the Company incurred and paid $75,000 and $100,000, respectively, in fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

JUNE 30, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,920,000 Class A ordinary shares issued and outstanding, excluding 85,147,760 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 21,766,940 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 21,286,940 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, there were 480,000 Placement Warrants outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees, subject to certain limited exceptions. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2022, assets held in the Trust Account were comprised of $852,704,600 in money market funds which are invested primarily in U.S. Treasury securities. Through June 30, 2022, the Company has not withdrawn any interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $851,547,099 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2021, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investment held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$852,704,600	$851,547,099

Liabilities:
Warrant Liabilities – Public Warrants	1	$5,106,737	$20,209,821
Warrant Liabilities – Placement Warrants	2	$115,152	$455,712

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at issuance and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price is used as the fair value as of each relevant date to measure the Public Warrants. As of June 30, 2022 and December 31, 2021, the Public Warrant quoted market price was used as the fair value to measure the Public Warrants. Because the underlying terms of the Placement Warrants are similar in nature to the Public Warrants, the Public Warrant quoted market price was also used as the fair value for the Placement Warrants.

The following table presents the changes in the fair value of warrant liabilities for the three and six months ended June 30, 2021:

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

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to FTAC Hera Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer collectively to FTAC Hera Sponsor, LLC and FTAC Hera Advisors, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 18, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2022, we had net income of $5,224,443, which consists of the change in fair value of warrant liabilities of $4,460,046 and interest earned on marketable securities held in the Trust Account of $1,081,590, partially offset by general and administrative expenses of $317,193.

For the six months ended June 30, 2022, we had net income of $15,887,815, which consists of the change in fair value of warrant liabilities of $15,443,644 and interest earned on marketable securities held in the Trust Account of $1,157,501, partially offset by general and administrative expenses of $713,330.

For the three months ended June 30, 2021, we had net income of $432,472, which consists of the change in fair value of warrant liabilities of $653,008 and interest earned on marketable securities held in the Trust Account of $21,231, partially offset by general and administrative expenses of $241,767.

For the period from January 18, 2021 (inception) through June 30, 2021, we had a net loss of $951,212, which consists of transaction costs allocable to warrants of $1,625,720 and operating and formation costs of $440,408, partially offset by the change in fair value of warrant liabilities of $1,088,347 and interest earned on marketable securities held in the Trust Account of $26,569.

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

For the six months ended June 30, 2022, cash used in operating activities was $707,041. Net income of $15,887,815 was affected by interest earned on marketable securities held in the Trust Account of $1,157,501 and the change in fair value of warrant liabilities of $15,443,644. Changes in operating assets and liabilities provided $6,289 of cash for operating activities.

For the period from January 18, 2021 (inception) through June 30, 2022, cash used in operating activities was $1,030,030. Net loss of $951,212 was affected by formation costs paid by the Sponsor in exchange for the issuance of Founder Shares in the amount of $5,000, operating costs paid by the Sponsor through promissory notes of $150, transaction costs allocable to warrants of $1,625,720, interest earned on marketable securities held in the Trust Account of $26,569 and the change in fair value of warrant liabilities of $1,088,347. Changes in operating assets and liabilities used $594,772 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $852,704,600 (including approximately $1,157,501 of interest income earned during the six months ended June 30, 2022) consisting of money market funds which are primarily invested in U.S. Treasury securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $258,630 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

Going Concern

We have until March 8, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete a Business Combination prior to March 8, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 8, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FTAC HERA ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)