Form 10-Q
period 2022-09-30
FTAC Hera Acquisition Corp.
filed 2022-11-10
CIK 1842912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 87,067,760 Class A ordinary shares, $0.0001 par value, and 21,766,940 Class B ordinary shares, $0.0001 par value, issued and outstanding.

FTAC HERA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Interim Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from January 18, 2021 (Inception) Through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022 and for the Three Months Ended September 30, 2021 and for the Period from January 18, 2021 (Inception) Through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 18, 2021 (Inception) Through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Part III. Signatures		25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FTAC HERA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$104,094	$965,671
Prepaid expenses	170,973	384,884
Total Current Assets	275,067	1,350,555

Investment held in Trust Account	856,464,013	851,547,099
TOTAL ASSETS	$856,739,080	$852,897,654

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$196,913	$268,994
Warrant liabilities	1,863,250	20,665,533
Deferred underwriting fee payable	30,831,268	30,831,268
Total liabilities	32,891,431	51,765,795

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, 85,147,760 shares at $10.06 per share and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	856,464,013	851,477,600

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,920,000 shares issued and outstanding (excluding 85,147,760 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	192	192
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 21,766,940 shares issued and outstanding at September 30, 2022 and December 31, 2021	2,177	2,177
Additional paid-in capital	—	—
Accumulated deficit	(32,618,733)	(50,348,110)
Total Shareholders’ deficit	(32,616,364)	(50,345,741)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$856,739,080	$852,897,654

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC HERA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 18, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
General and administrative expenses	$290,077	$457,909	$1,003,407	$898,317
Loss from operations	(290,077)	(457,909)	(1,003,407)	(898,317)

Other income (expense):
Interest earned on investment held in Trust Account	3,759,413	21,465	4,916,914	48,034
Change in fair value of warrant liabilities	3,358,639	6,312,413	18,802,283	7,400,760
Transaction costs allocable to warrants	—	—	—	(1,625,720)
Total other income, net	7,118,052	6,333,878	23,719,197	5,823,074

Net income	$6,827,975	$5,875,969	$22,715,790	$4,924,757

Weighted average shares outstanding, Class A ordinary shares	87,067,760	87,067,760	87,067,760	70,337,092

Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.05	$0.21	$0.05

Weighted average shares outstanding, Class B ordinary shares	21,766,940	21,766,940	21,766,940	21,187,296

Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.05	$0.21	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC HERA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	1,920,000	$192	21,766,940	$2,177	$—	$(50,348,110)	$(50,345,741)
Net income	—	—	—	—	—	10,663,372	10,663,372
Balance - March 31, 2022	1,920,000	192	21,766,940	2,177	—	(39,684,738)	(39,682,369)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,227,000)	(1,227,000)
Net income	—	—	—	—	—	5,224,443	5,224,443
Balance - June 30, 2022	1,920,000	192	21,766,940	2,177	—	(35,687,295)	(35,684,926)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(3,759,413)	(3,759,413)
Net income	—	—	—	—	—	6,827,975	6,827,975
Balance - September 30, 2022	1,920,000	$192	21,766,940	$2,177	$—	$(32,618,733)	$(32,616,364)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM JANUARY 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 18, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	23,480,000	2,348	22,652	—	25,000
Sale of 1,920,000 Private Placement Units, net of warrant liabilities	1,920,000	192	—	—	18,542,208	—	18,542,400
Forfeiture of Founder Shares	—	—	(1,713,060)	(171)	171	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(18,565,031)	(56,453,859)	(75,018,890)
Net loss	—	—	—	—	—	(1,383,684)	(1,383,684)
Balance - March 31, 2021	1,920,000	192	21,766,940	2,177	—	(57,837,543)	(57,835,174)
Net income	—	—	—	—	—	432,472	432,472
Balance - June 30, 2021	1,920,000	192	21,766,940	2,177	—	(57,405,071)	(57,402,702)
Net income	—	—	—	—	—	5,875,969	5,875,969
Balance - September 30, 2021	1,920,000	$192	21,766,940	$2,177	$—	$(51,529,102)	$(51,526,733)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC HERA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from January 18, 2021 (Inception) Through September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,715,790	$4,924,757
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocable to warrants	—	1,625,720
Change in fair value of warrant liabilities	(18,802,283)	(7,400,760)
Formation costs paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Operating costs paid through promissory note – related party	—	150
Interest earned on investment held in Trust Account	(4,916,914)	(48,034)
Changes in operating assets and liabilities:
Prepaid expenses	213,911	(489,266)
Accrued expenses	(72,081)	158,911
Net cash used in operating activities	(861,577)	(1,223,522)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(851,477,600)
Net cash used in investing activities	—	(851,477,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	835,477,600
Proceeds from sale of Private Placement Units	—	19,200,000
Proceeds from promissory note – related party	—	100
Repayment of promissory note – related party	—	(244,123)
Payment of offering costs	—	(386,361)
Net cash provided by financing activities	—	854,047,216

Net Change in Cash	(861,577)	1,346,094
Cash – Beginning of period	965,671	—
Cash – End of period	$104,094	$1,346,094

Non-cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000
Offering costs paid through promissory note	$—	$243,873
Deferred underwriting fee payable	$—	$30,831,268

The accompanying notes are an integral part of the unaudited condensed financial statements.

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity from inception through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on March 3, 2021. On March 8, 2021, the Company consummated the Initial Public Offering of 80,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold (the “Public Shares”)), at $10.00 per Unit, generating gross proceeds of $800,000,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on March 8, 2021, an amount of $800,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within 24 months from the closing of the Initial Public Offering or upon any earlier liquidation of the Company.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 8, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on March 8, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023.

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date for both the Public and Placement Warrants. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 85,147,760 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$851,477,600
Less:
Proceeds allocated to Public Warrants	(29,163,108)
Class A ordinary shares issuance costs	(45,855,782)
Plus:
Accretion of carrying value to redemption value	75,018,890
Class A ordinary shares subject to possible redemption, December 31, 2021	851,477,600
Plus:
Accretion of carrying value to redemption value	4,986,413
Class A ordinary shares subject to possible redemption, September 30, 2022	$856,464,013

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,766,940 Class A ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except share amounts):

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Period from January 18, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$5,462,380	$1,365,595	$4,700,775	$1,175,194	$18,172,632	$4,543,158	$3,784,249	$1,140,508
Denominator:
Basic and diluted weighted average shares outstanding	87,067,760	21,766,940	87,067,760	21,766,940	87,067,760	21,766,940	70,337,092	21,187,296
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.05	$0.05	$0.21	$0.21	$0.05	$0.05

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

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

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Administrative Services Agreement

The Company has agreed, commencing on March 4, 2021, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $25,000 per month for office space, administrative and shared personnel support services. On June 9, 2021, the administrative services agreement was amended and restated to increase the monthly charge from $25,000 to $40,000. For the three and nine months ended September 30, 2022, the Company incurred and paid $120,000 and $360,000, respectively, in fees for these services. For the three months ended September 30, 2021 and for the period from January 18, 2021 (inception) through September 30, 2021, the Company incurred and paid $120,000 and $220,000, respectively, in fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

SEPTEMBER 30, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,920,000 Class A ordinary shares issued and outstanding, excluding 85,147,760 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 21,766,940 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, there were 21,286,940 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

At September 30, 2022 and December 31, 2021, there were 480,000 Placement Warrants outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees, subject to certain limited exceptions. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022, assets held in the Trust Account were comprised of $856,464,013 in money market funds which are invested primarily in U.S. Treasury securities. Through September 30, 2022, the Company has not withdrawn any interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $851,547,099 in money market funds which are invested primarily in U.S. Treasury securities. Through December 31, 2021, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investment held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$856,464,013	$851,547,099

Liabilities:
Warrant Liabilities – Public Warrants	1	$1,822,162	$20,209,821
Warrant Liabilities – Placement Warrants	2	$41,088	$455,712

FTAC HERA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price is used as the fair value as of each relevant date to measure the Public Warrants. As of September 30, 2022 and December 31, 2021, the Public Warrant quoted market price was used as the fair value to measure the Public Warrants. Because the underlying terms of the Placement Warrants are similar in nature to the Public Warrants, the Public Warrant quoted market price was also used as the fair value for the Placement Warrants as of the relevant dates.

The following table presents the changes in the fair value of warrant liabilities for the three and nine months ended September 30, 2021:

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

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 18, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had net income of $6,827,975, which consists of the change in fair value of warrant liabilities of $3,358,639 and interest earned on marketable securities held in the Trust Account of $3,759,413, partially offset by general and administrative expenses of $290,077.

For the nine months ended September 30, 2022, we had net income of $22,715,790, which consists of the change in fair value of warrant liabilities of $18,802,283 and interest earned on marketable securities held in the Trust Account of $4,916,914, partially offset by general and administrative expenses of $1,003,407.

For the three months ended September 30, 2021, we had net income of $5,875,969, which consists of the change in fair value of warrant liabilities of $6,312,413 and interest earned on marketable securities in the Trust Account of $21,465, partially offset by operating and formation costs of $457,909.

For the period from January 18, 2021 (inception) through September 30, 2021, we had net income of $4,924,757, which consists of the change in fair value of warrant liabilities of $7,400,760 and interest earned on marketable securities held in the Trust Account of $48,034, partially offset by transaction costs allocable to warrants of $1,625,720 and operating and formation costs of $898,317.

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

For the nine months ended September 30, 2022, cash used in operating activities was $861,577. Net income of $22,715,790 was affected by interest earned on marketable securities held in the Trust Account of $4,916,914 and the change in fair value of warrant liabilities of $18,802,283. Changes in operating assets and liabilities provided $141,830 of cash for operating activities.

For the period from January 18, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,223,522. Net income of $4,924,757 was affected by formation costs paid by the Sponsor in exchange for the issuance of Founder Shares in the amount of $5,000, operating costs paid by the Sponsor through promissory notes of $150, transaction costs allocable to warrants of $1,625,720, interest earned on marketable securities held in the Trust Account of $48,034 and the change in fair value of warrant liabilities of $7,400,760. Changes in operating assets and liabilities used $330,355 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $856,464,013 (including approximately $4,916,914 of interest income earned during the nine months ended September 30, 2022) consisting of money market funds which are primarily invested in U.S. Treasury securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $104,094 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Placement Units. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred a total of $47,481,502 in underwriting discounts and commissions and $650,234 for other costs and expenses related to the Initial Public Offering. The underwriters agreed to defer $30,831,268 of the underwriting discounts and commissions payable until completion of a Business Combination.

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

FTAC HERA ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)